Form 10-K
period 2013-12-31
GS Mortgage Securities Trust 2013-GCJ16
filed 2014-03-31
CIK 1587234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number of Issuing entity: 333-191331-01

GS Mortgage Securities Trust 2013-GCJ16
(Exact name of issuing entity as specified in its charter)

GS Mortgage Securities Corporation II
(Exact name of the depositor as specified in its charter)

Goldman Sachs Mortgage Company
Jefferies LoanCore LLC
Rialto Mortgage Finance, LLC
Citigroup Global Markets Realty Corp.
MC-Five Mile Commercial Mortgage Finance LLC
(Exact names of the sponsors as specified in their charters)

46-4247688
New York	46-4256503
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

c/o U.S. Bank National Association
190 S. LaSalle Street Chicago, IL	60603
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Not applicable

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).
Not applicable

EXPLANATORY NOTE
The Matrix MHC Portfolio Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Matrix MHC Portfolio Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. This loan combination, including the Matrix MHC Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits delivered by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Walpole Shopping Mall Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date. The Walpole Shopping Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Walpole Shopping Mall Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CGCMT 2013-GC15 Mortgage Trust transaction, Commission File Number 333-189017-01 (the "CGCMT 2013-GC15 Transaction"). This loan combination, including the Walpole Shopping Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits delivered by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miracle Mile Shops Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date. The Miracle Mile Shops Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miracle Mile Shops Mortgage Loan and five other pari passu loans that are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number 333-184376-09 (the "COMM 2013-CCRE12 Transaction"). This loan combination, including the Miracle Mile Shops Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits delivered by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Related Home Depot Mortgage Loan, which constituted approximately 1.2% of the asset pool of the issuing entity as of its cut-off date. The Related Home Depot Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Related Home Depot Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFRBS 2013-C17 Mortgage Trust transaction, Commission File Number 333-177891-06 (the "WFRBS 2013-C17 Transaction"). This loan combination, including the Related Home Depot Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-C17 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

Midland Loan Services, a Division of PNC Bank, National Association ("Midland") is the primary servicer of the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) and the special servicer of the Walpole Shopping Mall Mortgage Loan. These mortgage loans, in the aggregate, constituted approximately 11% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Miracle Mile Shops Mortgage Loan and the Walpole Shopping Mall Mortgage Loan. because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association ("Wells Fargo Bank") is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances), the Walpole Shopping Mall Mortgage Loan and the Related Home Depot Mortgage Loan, and the certificate administrator and custodian of the Miracle Mile Shops Mortgage Loan and the Related Home Depot Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC ("Rialto") is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and of the Related Home Depot Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Rialto is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Rialto in the capacities described above are listed in the Exhibit Index.

Situs Holdings, LLC ("Situs") is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and of the Walpole Shopping Mall Mortgage Loan. As a result, Situs is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Situs in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the Matrix MHC Portfolio Mortgage Loan, the Miracle Mile Shops Mortgage Loan, the Walpole Shopping Mall Mortgage Loan and the Related Home Depot Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

PART I

Item 1. Business
Omitted

Item 1A. Risk Factors
Omitted

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Omitted

Item 3. Legal Proceedings
Omitted

Item 4. Mine Safety Disclosures
Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Omitted

Item 6. Selected Financial Data.
Omitted

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Omitted

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted

Item 8. Financial Statements and Supplementary Data
Omitted

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Omitted

Item 9A. Controls and Procedures
Omitted

Item 9B. Other Information
None

PART III

Item 10. Directors Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b)(1) of Regulation AB. Significant Obligors of Pool Assets - Financial Information
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider - Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) or Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments - Financial Information
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 or Regulation AB.

Item 1117 of Regulation AB, Legal Proceeding.
The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on November 15, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122 (d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Walpole Shopping Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction, are attached hereto as Exhibits 33.21-33.25 and 34.21-34.25. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2013-GC15 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Miracle Mile Shops Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, are attached hereto as Exhibits 33.13-33.20 and 34.13-34.20. Attached as Schedule II to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2013-CCRE12 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Related Home Depot Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-C17 Transaction, are attached hereto as Exhibits 33.25-33.31 and 34.25-34.31. Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2013-C17 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2013-C17 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.6. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC
1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.
Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

Item 1123 of Regulation AB. Servicer Compliant Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4.1	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Pentalpha Surveillance, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

4.2	Pooling and Servicing Agreement, dated as of September 1, 2013, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Citibank, N.A., as certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on September 30, 2013 in connection with the CGCMT 2013-GC15 Transaction and incorporated by reference herein)

4.3	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to Deutsche Mortgage & Asset Receiving Corporation's Current Report on Form 8-K, filed on November 6, 2013 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein)

4.4	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to RBS Commercial Funding Inc.'s Current Report on Form 8-K, filed on November 20, 2013 in connection with the WFRBS 2013-C17 Transaction and incorporated by reference herein)

10.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between Citigroup Global Markets Reality Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between Jefferies LoanCore LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between Rialto Mortgage Finance, LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between MC-Five Mile Commercial Mortgage Finance LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

31.	Rule 15(d)-14(d) Certification

33.	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 Situs Holdings, LLC, as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
33.6 National Tax Search, LLC as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Primary Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.1)
33.8 Rialto Capital Advisors, LLC, as Special Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.2)
33.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.3)
33.10 Situs Holdings, LLC, as Operating Advisor for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.4)
33.11 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.6)
33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances)
33.14 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 33.1)
33.15 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
33.16 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan
33.17 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan
33.18 Park Bridge Lender Servicers LLC, as Operating Advisor for the Miracle Mile Shops Mortgage Loan
33.19 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)
33.20 National Tax Search, LLC as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.6)
33.21 Wells Fargo Bank, National Association, as Primary Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.1)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.13)
33.23 Situs Holdings, LLC, as Operating Advisor for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.4)
33.24 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.5)
33.25 National Tax Search, LLC as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.6)
33.26 Wells Fargo Bank, National Association, as Primary Servicer for the Related Home Depot Mortgage Loan (see Exhibit 33.1)
33.27 Rialto Capital Advisors, LLC, as Special Servicer for the Related Home Depot Mortgage Loan (see Exhibit 33.2)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Related Home Depot Mortgage Loan (see Exhibit 33.16)
33.29 Wells Fargo Bank, National Association, as Custodian for the Related Home Depot Mortgage Loan (see Exhibit 33.17)
33.30 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Related Home Depot Mortgage Loan (see Exhibit 33.5)
33.31 National Tax Search, LLC as Servicing Function Participant for the Related Home Depot Mortgage Loan (see Exhibit 33.6)

34.	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 Situs Holdings, LLC, as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
34.6 National Tax Search, LLC as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Primary Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.1)
34.8 Rialto Capital Advisors, LLC, as Special Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.2)
34.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.3)
34.10 Situs Holdings, LLC, as Operating Advisor for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.4)
34.11 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.6)
34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances)
34.14 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 34.1)
34.15 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
34.16 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan
34.17 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan
34.18 Park Bridge Lender Servicers LLC, as Operating Advisor for the Miracle Mile Shops Mortgage Loan
34.19 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)
34.20 National Tax Search, LLC as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.6)
34.21 Wells Fargo Bank, National Association, as Primary Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.1)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.13)
34.23 Situs Holdings, LLC, as Operating Advisor for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.4)
34.24 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.5)
34.25 National Tax Search, LLC as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.6)
34.26 Wells Fargo Bank, National Association, as Primary Servicer for the Related Home Depot Mortgage Loan (see Exhibit 34.1)
34.27 Rialto Capital Advisors, LLC, as Special Servicer for the Related Home Depot Mortgage Loan (see Exhibit 34.2)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Related Home Depot Mortgage Loan (see Exhibit 34.16)
34.29 Wells Fargo Bank, National Association, as Custodian for the Related Home Depot Mortgage Loan (see Exhibit 34.17)
34.30 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Related Home Depot Mortgage Loan (see Exhibit 34.5)
34.31 National Tax Search, LLC as Servicing Function Participant for the Related Home Depot Mortgage Loan (see Exhibit 34.6)

35.	Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
35.4 Wells Fargo Bank, National Association, as Master Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.2)
35.6 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.3)
35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances)
35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan with respect to servicing advances (with respect to the obligation to make property protection and mortgage payment advances)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Primary Servicer for the Walpole Shopping Mall Mortgage Loan
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 35.7)
35.12 Wells Fargo Bank, National Association, as Primary Servicer for the Related Home Depot Mortgage Loan
35.13 Rialto Capital Advisors, LLC, as Special Servicer for the Related Home Depot Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Certificate Administrator for the Related Home Depot Mortgage Loan

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)
By: /s/ J. Theodore Borter
Name: J. Theodore Borter, President
(senior officer in charge of securitization of the depositor)

Dated:	March 31, 2014

EXHIBIT INDEX

Exhibit	Description
4.1	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Pentalpha Surveillance, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)
4.2	Pooling and Servicing Agreement, dated as of September 1, 2013, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Citibank, N.A., as certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on September 30, 2013 in connection with the CGCMT 2013-GC15 Transaction and incorporated by reference herein)
4.3	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to Deutsche Mortgage & Asset Receiving Corporation's Current Report on Form 8-K, filed on November 6, 2013 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein)
4.4	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to RBS Commercial Funding Inc.'s Current Report on Form 8-K, filed on November 20, 2013 in connection with the WFRBS 2013-C17 Transaction and incorporated by reference herein)

10.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between Citigroup Global Markets Reality Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between Jefferies LoanCore LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between Rialto Mortgage Finance, LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between MC-Five Mile Commercial Mortgage Finance LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K, filed on November 20, 2013 and incorporated by reference herein)

31.	Rule 15(d)-14(d) Certification

33.	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 Situs Holdings, LLC, as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
33.6 National Tax Search, LLC as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Primary Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.1)
33.8 Rialto Capital Advisors, LLC, as Special Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.2)
33.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.3)
33.10 Situs Holdings, LLC, as Operating Advisor for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.4)
33.11 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.6)
33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances)
33.14 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 33.1)
33.15 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
33.16 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan
33.17 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan
33.18 Park Bridge Lender Servicers LLC, as Operating Advisor for the Miracle Mile Shops Mortgage Loan
33.19 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)
33.20 National Tax Search, LLC as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.6)
33.21 Wells Fargo Bank, National Association, as Primary Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.1)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.13)
33.23 Situs Holdings, LLC, as Operating Advisor for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.4)
33.24 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.5)
33.25 National Tax Search, LLC as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.6)
33.26 Wells Fargo Bank, National Association, as Primary Servicer for the Related Home Depot Mortgage Loan (see Exhibit 33.1)
33.27 Rialto Capital Advisors, LLC, as Special Servicer for the Related Home Depot Mortgage Loan (see Exhibit 33.2)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Related Home Depot Mortgage Loan (see Exhibit 33.16)
33.29 Wells Fargo Bank, National Association, as Custodian for the Related Home Depot Mortgage Loan (see Exhibit 33.17)
33.30 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Related Home Depot Mortgage Loan (see Exhibit 33.5)
33.31 National Tax Search, LLC as Servicing Function Participant for the Related Home Depot Mortgage Loan (see Exhibit 33.6)

34.	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 Situs Holdings, LLC, as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
34.6 National Tax Search, LLC as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Primary Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.1)
34.8 Rialto Capital Advisors, LLC, as Special Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.2)
34.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.3)
34.10 Situs Holdings, LLC, as Operating Advisor for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.4)
34.11 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.6)
34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances)
34.14 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 34.1)
34.15 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
34.16 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan
34.17 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan
34.18 Park Bridge Lender Servicers LLC, as Operating Advisor for the Miracle Mile Shops Mortgage Loan
34.19 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)
34.20 National Tax Search, LLC as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.6)
34.21 Wells Fargo Bank, National Association, as Primary Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.1)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.13)
34.23 Situs Holdings, LLC, as Operating Advisor for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.4)
34.24 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.5)
34.25 National Tax Search, LLC as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.6)
34.26 Wells Fargo Bank, National Association, as Primary Servicer for the Related Home Depot Mortgage Loan (see Exhibit 34.1)
34.27 Rialto Capital Advisors, LLC, as Special Servicer for the Related Home Depot Mortgage Loan (see Exhibit 34.2)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Related Home Depot Mortgage Loan (see Exhibit 34.16)
34.29 Wells Fargo Bank, National Association, as Custodian for the Related Home Depot Mortgage Loan (see Exhibit 34.17)
34.30 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant for the Related Home Depot Mortgage Loan (see Exhibit 34.5)
34.31 National Tax Search, LLC as Servicing Function Participant for the Related Home Depot Mortgage Loan (see Exhibit 34.6)

35.	Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
35.4 Wells Fargo Bank, National Association, as Master Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.2)
35.6 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.3)
35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances)
35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan with respect to servicing advances (with respect to the obligation to make property protection and mortgage payment advances)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Primary Servicer for the Walpole Shopping Mall Mortgage Loan
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Walpole Shopping Mall Mortgage Loan (see Exhibit 35.7)
35.12 Wells Fargo Bank, National Association, as Primary Servicer for the Related Home Depot Mortgage Loan
35.13 Rialto Capital Advisors, LLC, as Special Servicer for the Related Home Depot Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Certificate Administrator for the Related Home Depot Mortgage Loan

EX-31 Rule 13a-14(d)/15d-14(d) Certification.

I, J. Theodore Borter, certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the GS Mortgage Securities Trust 2013-GCJ16 (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian, Situs Holdings, LLC, as Operating Advisor, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, National Tax Search, LLC, as Servicing Function Participant, Wells Fargo Bank, National Association, as Primary Servicer for the Matrix MHC Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as Special Servicer for the Matrix MHC Portfolio Mortgage Loan, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Matrix MHC Portfolio Mortgage Loan, Situs Holdings, LLC, as Operating Advisor for the Matrix MHC Portfolio Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the Matrix MHC Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances), Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances), LNR Partners, LLC as Special Servicer for the Miracle Mile Shops Mortgage Loan, U.S. Bank National Association, as Trustee for the Miracle Mile Shops Mortgage Loan, Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan, Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan, Park Bridge Lender Servicers LLC, as Operating Advisor for the Miracle Mile Shops Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan, Wells Fargo Bank, National Association as Primary Servicer for the Walpole Shopping Mall Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Walpole Shopping Mall Mortgage Loan, U.S. Bank National Association, as Trustee for the Walpole Shopping Mall Mortgage Loan, Citibank, N.A., as Certificate Administrator and Custodian for the Walpole Shopping Mall Mortgage Loan, Situs Holdings, LLC, as Operating Advisor for the Walpole Shopping Mall Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the Walpole Shopping Mall Mortgage Loan, Wells Fargo Bank, National Association as Primary Servicer for the Related Home Depot Mortgage Loan, Rialto Capital Advisors, LLC as Special Servicer for the Related Home Depot Mortgage Loan, U.S. Bank National Association, as Trustee for the Related Home Depot Mortgage Loan, Wells Fargo Bank, National Association, as Certificate Administrator for the Related Home Depot Mortgage Loan, Wells Fargo Bank, National Association, as Custodian for the Related Home Depot Mortgage Loan, TriMont Real Estate Advisors, Inc., as Operating Advisor for the Related Home Depot Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Related Home Depot Mortgage Loan, and National Tax Search, LLC, as Servicing Function Participant for the Related Home Depot Mortgage Loan.

Dated: March 31, 2014

/s/ J. Theodore Borter
Signature

President
(senior officer in charge of securitization of the depositor)