Form 10-K
period 2016-12-31
GS Mortgage Securities Trust 2013-GCJ16
filed 2017-03-28
CIK 1587234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes  ☐   No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Matrix MHC Portfolio Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Matrix MHC Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Matrix MHC Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Walpole Shopping Mall Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date. The Walpole Shopping Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Walpole Shopping Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2013-GC15 transaction, Commission File Number 333-189017-01 (the “CGCMT 2013-GC15 Transaction”). This loan combination, including the Walpole Shopping Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miracle Mile Shops Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date. The Miracle Mile Shops Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miracle Mile Shops Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number 333-184376-09 (the “COMM 2013-CCRE12 Transaction”). This loan combination, including the Miracle Mile Shops Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Related Home Depot Mortgage Loan, which constituted approximately 1.2% of the asset pool of the issuing entity as of its cut-off date. The Related Home Depot Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Related Home Depot Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2013-C17 transaction, Commission File Number 333-177891-06 (the “WFRBS 2013-C17 Transaction”). This loan combination, including the Related Home Depot Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-C17 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFRBS 2013-C17 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2013-C17 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB, relating to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the CGCMT 2013-GC15, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes. As described above in these Explanatory Notes, this Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and the accountant’s attestation report of U.S. Bank National Association, as a servicing function participant engaged by Citibank, N.A. with respect to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction and the safeguarding of pool assets and related documents as required by the pooling and serving agreement for the CGCMT 2013-GC15 Transaction with respect to the Walpole Shopping Mall Mortgage Loan. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(i)-(ii) of Regulation AB. Therefore, under the principles-based definitions of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, U.S. Bank is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

U.S. Bank National Association acts as trustee of the Walpole Shopping Mall Mortgage Loan, the Miracle Mile Shops Mortgage Loan and the Related Home Depot Mortgage Loan. Pursuant to the pooling and servicing agreements for the CGCMT 2013-GC15, the COMM 2013-CCRE12 Transaction and the WFRBS 2013-C17 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii). The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii), and each such party included Item 1122(d)(2)(iii) in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, consistent with industry practice, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances), the primary servicer of the Walpole Shopping Mall Mortgage Loan and the primary servicer of the Related Home Depot Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Related Home Depot Mortgage Loan, the Miracle Mile Shops Mortgage Loan and the Walpole Shopping Mall Mortgage Loan (i) although Citibank, N.A. is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, its report on assessment of compliance with servicing criteria and assessment of compliance with servicing criteria are included for the sake of completeness as explained above; however, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of TriMont Real Estate Advisors, Inc. as operating advisor of the Related Home Depot Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Miracle Mile Shops Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Citibank, N.A., as certificate administrator and custodian and Wells Fargo Bank, National Association, as certificate administrator and custodian:

Citibank, N.A. (“Citibank”) is acting as certificate administrator and custodian of the CGCMT 2013-GC15 Transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of September 1, 2013, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator and U.S. Bank National Association, as Trustee (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-189017-01 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to Deutsche Mortgage & Asset Receiving Corporation’s Current Report on Form 8-K filed on November 7, 2013 under Commission File No. 333-184376-09 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among RBS Commercial Funding Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, TriMont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, Tax Administrator and Custodian and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to RBS Commercial Funding Inc.’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-177891-06 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and Jefferies LoanCore LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and Rialto Mortgage Finance, LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Situs Holdings, LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.1)

33.8	Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.2)

33.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.3)

33.10	Situs Holdings, LLC, as Operating Advisor of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.4)

33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.5)

33.12	National Tax Search, LLC, as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.6)

33.13	Wells Fargo Bank, National Association, as Primary Servicer of the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.1)

33.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walpole Shopping Mall Mortgage Loan

33.15	U.S. Bank National Association, as Trustee and Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.3)

33.16	Citibank, N.A., as Certificate Administrator and Custodian of the Walpole Shopping Mall Mortgage Loan

33.17	Situs Holdings, LLC, as Operating Advisor of the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.4)

33.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.5)

33.19	National Tax Search, LLC, as Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.6)

33.20	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.1)

33.21	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.14)

33.22	LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan

33.23	U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

33.24	Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan

33.25	Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan

33.26	Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan

33.27	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)

33.28	National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.6)

33.29	Wells Fargo Bank, National Association, as Primary Servicer of the Related Home Depot Mortgage Loan (see Exhibit 33.1)

33.30	Rialto Capital Advisors, LLC, as Special Servicer of the Related Home Depot Mortgage Loan (see Exhibit 33.2)

33.31	U.S. Bank National Association, as Trustee of the Related Home Depot Mortgage Loan (Omitted. See Explanatory Notes.)

33.32	Wells Fargo Bank, National Association, as Certificate Administrator of the Related Home Depot Mortgage Loan (see Exhibit 33.24)

33.33	Wells Fargo Bank, National Association, as Custodian of the Related Home Depot Mortgage Loan (see Exhibit 33.25)

33.34	TriMont Real Estate Advisors, Inc., as Trust Advisor of the Related Home Depot Mortgage Loan (Omitted. See Explanatory Notes.)

33.35	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Related Home Depot Mortgage Loan (see Exhibit 33.5)

33.36	National Tax Search, LLC, as Servicing Function Participant of the Related Home Depot Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Situs Holdings, LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.1)

34.8	Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.2)

34.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.3)

34.10	Situs Holdings, LLC, as Operating Advisor of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.4)

34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.5)

34.12	National Tax Search, LLC, as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.6)

34.13	Wells Fargo Bank, National Association, as Primary Servicer of the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.1)

34.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walpole Shopping Mall Mortgage Loan

34.15	U.S. Bank National Association, as Trustee and Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.3)

34.16	Citibank, N.A., as Certificate Administrator and Custodian of the Walpole Shopping Mall Mortgage Loan

34.17	Situs Holdings, LLC, as Operating Advisor of the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.4)

34.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.5)

34.19	National Tax Search, LLC, as Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.6)

34.20	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.1)

10

34.21	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.14)

34.22	LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan

34.23	U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

34.24	Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan

34.25	Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan

34.26	Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan

34.27	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)

34.28	National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.6)

34.29	Wells Fargo Bank, National Association, as Primary Servicer of the Related Home Depot Mortgage Loan (see Exhibit 34.1)

34.30	Rialto Capital Advisors, LLC, as Special Servicer of the Related Home Depot Mortgage Loan (see Exhibit 34.2)

34.31	U.S. Bank National Association, as Trustee of the Related Home Depot Mortgage Loan (Omitted. See Explanatory Notes.)

34.32	Wells Fargo Bank, National Association, as Certificate Administrator of the Related Home Depot Mortgage Loan (see Exhibit 34.24)

34.33	Wells Fargo Bank, National Association, as Custodian of the Related Home Depot Mortgage Loan (see Exhibit 34.25)

34.34	TriMont Real Estate Advisors, Inc., as Trust Advisor of the Related Home Depot Mortgage Loan (Omitted. See Explanatory Notes.)

34.35	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Related Home Depot Mortgage Loan (see Exhibit 34.5)

34.36	National Tax Search, LLC, as Servicing Function Participant of the Related Home Depot Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.1)

35.5	Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.2)

35.6	U.S. Bank National Association, as Certificate Administrator of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 35.3)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Walpole Shopping Mall Mortgage Loan

35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walpole Shopping Mall Mortgage Loan

35.9	Citibank, N.A., as Certificate Administrator of the Walpole Shopping Mall Mortgage Loan

35.10	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

35.11	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.8)

35.12	LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

35.13	Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Related Home Depot Mortgage Loan

35.15	Rialto Capital Advisors, LLC, as Special Servicer of the Related Home Depot Mortgage Loan

35.16	Wells Fargo Bank, National Association, as Certificate Administrator of the Related Home Depot Mortgage Loan

11

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

Date: March 28, 2017