Form 10-K
period 2020-12-31
GS Mortgage Securities Trust 2013-GCJ16
filed 2021-03-23
CIK 1587234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

U.S. Bank National Association acts as trustee of the Walpole Shopping Mall Mortgage Loan, the Miracle Mile Shops Mortgage Loan and the Related Home Depot Mortgage Loan. Pursuant to the pooling and servicing agreement for the CGCMT 2013-GC15 Transaction, the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction and the pooling and servicing agreement for the WFRBS 2013-C17 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Walpole Shopping Mall Mortgage Loan, the Miracle Mile Shops Mortgage Loan and the Related Home Depot Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Miracle Mile Shops Mortgage Loan, the Related Home Depot Mortgage Loan and the Walpole Shopping Mall Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Related Home Depot Mortgage Loan, the Walpole Shopping Mall Mortgage Loan and the Miracle Mile Shops Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.) as trust advisor of the Related Home Depot Mortgage Loan, Situs Holdings, LLC as operating advisor of the Walpole Shopping Mall Mortgage Loan and Citibank, N.A. as custodian of the Walpole Shopping Mall Mortgage Loan, listed on the Exhibit Index, are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of LNR Partners, LLC as special servicer of the Miracle Mile Shops Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as custodian, and U.S. Bank National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement. In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit. U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”). U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action. The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of September 1, 2013, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator and U.S. Bank National Association, as Trustee (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-189017-01 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to Deutsche Mortgage & Asset Receiving Corporation’s Current Report on Form 8-K filed on November 7, 2013 under Commission File No. 333-184376-09 and incorporated by reference herein).

4.4	Pooling and Servicing Agreement, dated as of November 1, 2013, by and among RBS Commercial Funding Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, Tax Administrator and Custodian and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to RBS Commercial Funding Inc.’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-177891-06 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and Jefferies LoanCore LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and Rialto Mortgage Finance, LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of November 1, 2013, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 20, 2013 under Commission File No. 333-191331-01 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Park Bridge Lender Services LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.1)

33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walpole Shopping Mall Mortgage Loan

33.9	U.S. Bank National Association, as Trustee of the Walpole Shopping Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.10	Citibank, N.A., as Custodian of the Walpole Shopping Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.11	Situs Holdings, LLC, as Operating Advisor of the Walpole Shopping Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.5)

33.13	National Tax Search, LLC, as Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 33.6)

33.14	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.1)

33.15	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.8)

33.16	LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan

33.17	U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

33.18	Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan

33.19	Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.4)

33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)

33.21	National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.6)

33.22	Wells Fargo Bank, National Association, as Primary Servicer of the Related Home Depot Mortgage Loan (see Exhibit 33.1)

33.23	Rialto Capital Advisors, LLC, as Special Servicer of the Related Home Depot Mortgage Loan (see Exhibit 33.2)

33.24	U.S. Bank National Association, as Trustee of the Related Home Depot Mortgage Loan (Omitted. See Explanatory Notes.)

33.25	Wells Fargo Bank, National Association, as Custodian of the Related Home Depot Mortgage Loan (see Exhibit 33.18)

33.26	Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Related Home Depot Mortgage Loan (Omitted. See Explanatory Notes.)

33.27	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Related Home Depot Mortgage Loan (see Exhibit 33.5)

33.28	National Tax Search, LLC, as Servicing Function Participant of the Related Home Depot Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Park Bridge Lender Services LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.1)

34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walpole Shopping Mall Mortgage Loan

34.9	U.S. Bank National Association, as Trustee of the Walpole Shopping Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.10	Citibank, N.A., as Custodian of the Walpole Shopping Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.11	Situs Holdings, LLC, as Operating Advisor of the Walpole Shopping Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.5)

34.13	National Tax Search, LLC, as Servicing Function Participant of the Walpole Shopping Mall Mortgage Loan (see Exhibit 34.6)

34.14	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.1)

34.15	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.8)

34.16	LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan

34.17	U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

34.18	Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan

34.19	Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.4)

34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)

34.21	National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.6)

34.22	Wells Fargo Bank, National Association, as Primary Servicer of the Related Home Depot Mortgage Loan (see Exhibit 34.1)

34.23	Rialto Capital Advisors, LLC, as Special Servicer of the Related Home Depot Mortgage Loan (see Exhibit 34.2)

34.24	U.S. Bank National Association, as Trustee of the Related Home Depot Mortgage Loan (Omitted. See Explanatory Notes.)

34.25	Wells Fargo Bank, National Association, as Custodian of the Related Home Depot Mortgage Loan (see Exhibit 34.18)

34.26	Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Related Home Depot Mortgage Loan (Omitted. See Explanatory Notes.)

34.27	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Related Home Depot Mortgage Loan (see Exhibit 34.5)

34.28	National Tax Search, LLC, as Servicing Function Participant of the Related Home Depot Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Walpole Shopping Mall Mortgage Loan (see Exhibit 35.1)

35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Walpole Shopping Mall Mortgage Loan

35.6	Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.1)

35.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.5)

35.8	LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

35.9	Wells Fargo Bank, National Association, as Primary Servicer of the Related Home Depot Mortgage Loan (see Exhibit 35.1)

35.10	Rialto Capital Advisors, LLC, as Special Servicer of the Related Home Depot Mortgage Loan (see Exhibit 35.2)

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

Date: March 22, 2021